Form 10-K
period 2003-12-31
BEAR STEARNS ASSET BACKED WHOLE AUTO LOAN TRUST 2003-1
filed 2004-03-30
CIK 1265042

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    ------

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from October 7, 2003 (Commencement of Operations) to December 31, 2003.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                     Commission File Number 333-107577-01

                   BEAR STEARNS ASSET BACKED FUNDING II INC.
                                 on behalf of
                         Whole Auto Loan Trust 2003-1
                      (Issuer of asset-backed securities)
            (Exact name of registrant as specified in its charter)

                   Delaware                              22-3863780
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

               383 Madison Avenue                          10179
               New York, New York                        (Zip Code)
    (Address of principal executive offices)

Registrant's telephone number, including area code: (212) 272-2000

       The following securities issued by Whole Auto Loan Trust 2003-1:
                $758,000,000 Class A-1 1.10% Asset Backed Notes
               $834,000,000 Class A-2A 1.40% Asset Backed Notes
                $20,000,000 Class A-2B 3.69% Asset Backed Notes
               $160,875,000 Class A-3A 1.84% Asset Backed Notes
               $273,250,000 Class A-3B 1.99% Asset Backed Notes
               $160,875,000 Class A-3C 2.15% Asset Backed Notes
                $462,605,000 Class A-4 2.58% Asset Backed Notes
                 $69,520,000 Class B 2.24% Asset Backed Notes
                 $27,805,000 Class C 3.13% Asset Backed Notes
           (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

                                    PART I

Item 1.   Business

          Not Applicable.

Item 2.   Properties

          Selected information regarding the Receivables, including the number and aggregate principal amount of delinquent Receivables, and information relating to the delinquency rates and net losses on the Receivables at and for the year ending December 31, 2003, is set forth in Tables 1 and 2 below:

Table 1.  Selected Information Related to the Receivables.
Beginning Receivables Balance (as of September 2003 collection
period)                                                                  $2,956,494,175.61
Ending Receivables Balance (as of December 2003 collection
period)                                                                  $2,567,299,934.34
                                                                         ------------------
Change in Receivables Balance (from September 2003 to
December 2003 collection periods)                                          $389,194,241.27
                                                                         ==================

Total Principal Losses                                                       $5,775,367.22
Total Recovery and Net Liquidation Proceeds                                  $2,987,843.12
                                                                         ------------------
Total Net Losses                                                             $2,787,524.10
                                                                         ==================

Table 2.   Delinquency Experience of Receivables.

Delinquent Receivables - Number of Contracts as of end of December 2003 collection period

31-60 days delinquent                                            2,176
61-90 days delinquent                                              226
91-120 days delinquent                                              42
Over 120 days delinquent                                           143
                                                               --------
Subtotal                                                         2,587
                                                               ========

Repossessions                                                      245
                                                               --------
Total Delinquencies and Repossessions                            2,832
                                                               ========

Delinquent Receivables - Dollar amount as of end of December 2003 collection period

31-60 days delinquent                               $37,226,765.81
61-90 days delinquent                                $4,190,829.68
91-120 days delinquent                                 $677,079.04

Over 120 days delinquent                               $711,558.68
                                                --------------------
Subtotal                                            $42,806,233.21
                                                ====================

Repossessions                                        $4,236,538.20
                                                --------------------
Total Delinquencies and Repossessions               $47,042,771.41
                                                ====================

Delinquent Receivables - Percentage end period balance as of end of December 2003 collection period

31-60 days delinquent                             1.4500%
61-90 days delinquent                             0.1632%
91-120 days delinquent                            0.0264%
Over 120 days delinquent                          0.0277%
                                                ----------
Subtotal                                          1.6674%
                                                ==========

Repossessions                                     0.1650%
                                                ----------
Total Delinquencies and Repossessions             1.8324%
                                                ==========

Item 2.   (continued)

          We have provided below a description of the role of Systems & Services Technologies, Inc. ("SST") in the transaction pursuant to which Whole Auto Loan Trust 2003-1 issued the securities covered by this Form 10-K. SST's principal offices are located at 4315 Pickett Road, St. Joseph, Missouri 64503.

          Bear Stearns Asset Receivables Corp., the servicer for the transaction, has subcontracted with SST to perform the servicer's obligations under the Sale and Servicing Agreement to determine the amount of collections for each payment date and the amounts to be paid on the notes and certificates and to various persons. SST, as data administrator, is only contractually liable to the servicer and does not have any obligations or liability to Whole Auto Loan Trust 2003-1. The servicer has the right to terminate its subcontract with SST pursuant to the terms of the Data Administration Agreement and may appoint another party as data administrator or perform those obligations itself.


Item 3.   Legal Proceedings

          The Registrant is not aware of any material legal proceeding with respect to the Company, the Servicer, the Indenture Trustee or the Trustee, in respect of Whole Auto Loan Trust 2003-1.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote or consent of holders of any Class of Notes during the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          There are eight holders of the certificates issued by Whole Auto Loan Trust 2003-1. There is no principal market in which the certificates are traded.

Item 6.   Selected Financial Data

          Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not Applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable.

Item 8.   Financial Statements and Supplementary Data

          Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A.  Controls and Procedures.

          Not applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

          Not Applicable.

Item 11.  Executive Compensation

          Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Not Applicable.

Item 13.  Certain Relationships and Related Transactions

          Not Applicable.

Item 14.  Principal Accountant Fees and Services

          Not Applicable.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  The following documents are filed as part of this report:

         (1)  Financial Statements: Not Applicable.

         (2)  Financial Statement Schedules: Not Applicable.

         (3)  Exhibits:

              Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed as Exhibit 31 hereto.

              Servicer's Annual Statement of Compliance filed as Exhibit 99.1 hereto.

              Report of Independent Accountants in respect of servicing by Ford Motor Credit Company filed as Exhibit 99.2 hereto.

              Annual Compliance Statement of Ford Motor Credit Company filed as Exhibit 99.3 hereto.

              Report of Independent Accountants in respect of servicing by General Motors Acceptance Corporation filed as Exhibit 99.4 hereto.

              Annual Compliance Statement of General Motors Acceptance Corporation filed as Exhibit 99.5 hereto.

              Report of Independent Accountants in respect of servicing by DaimlerChrysler Services North America LLC with respect to certain receivables filed as Exhibit 99.6 hereto.

              Annual Servicer's Certificate of DaimlerChrysler Services North America LLC filed with respect to certain receivables as Exhibit
              99.7 hereto.

              Report of Independent Accountants in respect of servicing by DaimlerChrysler Services North America LLC with respect to certain receivables filed as Exhibit 99.8 hereto.

              Annual Servicer's Certificate of DaimlerChrysler Services North America LLC with respect to certain receivables filed as Exhibit
              99.9 hereto.

              Annual Compliance Certificate of Systems Services &
              Technologies, Inc. filed as Exhibit 99.10 hereto.

     (b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2003.

          1. Current Report on Form 8-K, filed on December 15, 2003, was filed for the purpose of filing the Monthly Statement sent to the Holders of the Notes for payments made on the same date. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

          2. Current Report on Form 8-K, filed on November 18, 2003, was filed for the purpose of filing the Monthly Statement sent to the Holders of the Notes for payments made on November 17, 2003. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

          3. Current Report on Form 8-K, filed on October 24, 2003, was filed for the purpose of filing the Monthly Statement sent to the Holders of the Notes for payments made on October 15, 2003. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

          4. Current Report on Form 8-K, filed on October 21, 2003, was filed for the purpose of filing certain transaction documents entered into in connection with the initial issuance of the Notes by Whole Auto Loan Trust 2003-1. The items reported in such Current Report were
          Item 5 (Other Events) and Item 7 (Financial Statements; Pro Forma Financial Information and Exhibits).

     (c)  Exhibits to this report are listed in Item (15)(a)(3) above.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BEAR STEARNS ASSET BACKED
                                            FUNDING II INC.

Date:  March 30, 2004                       By: /s/ Brant Brooks
                                               --------------------------
                                            Name:  Brant Brooks
                                            Title:  Senior Vice President


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit          Description

31 Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended.

99.1   Servicer's Annual Statement of Compliance.

99.2 Report of Independent Accountants in respect of servicing by Ford Motor Credit Company.

99.3   Annual Compliance Statement of Ford Motor Credit Company.

99.4 Report of Independent Accountants in respect of servicing by General Motors Acceptance Corporation.

99.5   Annual Compliance Statement of General Motors Acceptance Corporation.

99.6 Report of Independent Accountants in respect of servicing by DaimlerChrysler Services North America LLC with respect to certain receivables.

99.7 Annual Servicer's Certificate of DaimlerChrysler Services North America LLC with respect to certain receivables.

99.8 Report of Independent Accountants in respect of servicing by DaimlerChrysler Services North America LLC with respect to certain receivables.

99.9 Annual Servicer's Certificate of DaimlerChrysler Services North America LLC with respect to certain receivables.

99.10  Annual Compliance Certificate of Systems Services & Technologies, Inc.